Form 10QSB
period 2000-03-31
STONEWALL FINANCIAL LTD
filed 2000-06-12
CIK 1101370

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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


                   5505 N. Indian Trail, Tucson, Arizona 85750
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)


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

                        Yes  XX                             No
                            ----                           ----

       The number of outstanding shares of the issuer's common stock, $0.001 par value, as of May 1, 2000 was 1,000,000.

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS..........................................................3

       Condensed Balance Sheets as of September 30, 1999
              and March 31, 2000.......................................................5

       Condensed Statements of Operations
              for the Three and Six Month Periods Ended
              March 31, 2000 and 1999..................................................6

       Condensed Statements of Cash Flows
              for the Six Month Period Ended
              March 31, 2000 and 1999..................................................7

       Notes to Unaudited Condensed Financial Statements...............................9

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..........................................10

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS...............................................................12

ITEM 2 CHANGES IN SECURITIES...........................................................12

ITEM 5 OTHER INFORMATION...............................................................12

INDEX TO EXHIBITS......................................................................13


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



                 [THIS SPACE HAS BEEN LEFT BLANK INTENTIONALLY]

                         INDEPENDENT ACCOUNTANTS' REPORT

Stonewall Financial Ltd.
(A Development Stage Company)

       We have reviewed the accompanying balance sheets of Stonewall Financial Ltd. (a development stage company) as of March 31, 2000, and the related statements of operations for the three and six month periods then ended, and cash flows for the six month period then ended. These financial statements are the responsibility of the Company's management.

       We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

       Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                        Respectfully submitted



                                        /s/ Robinson, Hill & Co.
                                        ------------------------
                                        Certified Public Accountants


Salt Lake City, Utah
May 11, 2000

                            STONEWALL FINANCIAL LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         March 31,        September 30,
                                                                           2000                1999
                                                                    -----------------    ----------------

ASSETS:                                                                 $         -         $         -
                                                                    =================    ================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable & Accrued Expenses                                     $         -         $         -
                                                                    -----------------    ----------------
Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at March 31, 2000
    and September 30, 1999                                                    1,000               1,000
  Paid-In Capital                                                             1,005                  75
  Retained Deficit                                                          (1,075)             (1,075)
  Deficit Accumulated During the
    Development Stage                                                         (930)                   -
                                                                    -----------------    ----------------
    Total Stockholders' Equity                                                    1                   -
                                                                    -----------------    ----------------
     Total Liabilities and
       Stockholders' Equity                                             $         1         $         -
                                                                    =================    ================






                 See accompanying notes and accountants' report.

                            STONEWALL FINANCIAL LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                                                   Cumulative
                                                                                                                 since October
                                         For the Three Months                 For the Six Months                   20, 1999
                                               Ended                                Ended                        Inception of
                                             March 31,                             March 31,                     Development
                                      2000               1999              2000               1999                   Stage
                                  -------------------------------------------------------------------------------------------------
Revenues                           $         -        $         -       $         -           $         -        $           -
                                  -------------------------------------------------------------------------------------------------

Expenses
  General and Administrative                 -                  -               930                      -                 930
                                  -------------------------------------------------------------------------------------------------

           Net Loss                $         -       $          -       $      (930)          $         -        $        (930)
                                  =================================================================================================

Basic & Diluted loss per share     $         -       $          -       $         -           $         -
                                  ============================================================================


                 See accompanying notes and accountants' report.

                            STONEWALL FINANCIAL LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                                     Cumulative
                                                                                                                   Since October
                                                                                                                      20, 1999
                                                                                                                    Since October
                                                                                 For the six months ended             20, 1999
                                                                                         March 31,                  Inception of
                                                                           ------------------------------------     Development
                                                                                2000                 1999              Stage
                                                                           -------------         --------------    --------------
CASH FLOWS FROM OPERATING
-------------------------
ACTIVITIES:
-----------
Net Loss                                                                    $      (930)          $           -     $       (930)
Adjustments to reconcile net loss to net cash
Provided by operating activities
Increase (Decrease) in:
  Accounts Payable & Accrued Expenses                                                  -                      -                 -
                                                                           -------------         --------------    --------------
  Net Cash Used in operating activities                                            (930)                      -             (930)
                                                                           -------------         --------------    --------------

CASH FLOWS FROM INVESTING
-------------------------
ACTIVITIES:
-----------
Net cash provided by investing activities                                              -                      -                 -
                                                                           -------------         --------------    --------------

CASH FLOWS FROM FINANCING
-------------------------
ACTIVITIES:
-----------
Capital contributed by shareholder                                                   930                      -               930
                                                                           -------------         --------------    --------------
Net Cash Provided by
  Financing Activities                                                               930                      -               930
                                                                           -------------         --------------    --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                            -                      -                 -
Cash and Cash Equivalents
  at Beginning of Period                                                               -                      -                 -
                                                                           -------------         --------------    --------------
Cash and Cash Equivalents
  at End of Period                                                          $          -          $           -     $           -
                                                                           =============         ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                  $          -          $           -     $           -
  Franchise and income taxes                                                $          -          $           -     $          75

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: None
-----------------------------------------------------------------------





                 See accompanying notes and accountants' report.

                            STONEWALL FINANCIAL LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       This summary of accounting policies for Stonewall Financial Ltd. (a development stage company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

       The unaudited financial statements as of March 31, 2000 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

       The Company was incorporated under the laws of the State of Wyoming on August 2, 1996. The Company ceased all operating activities during the period from August 2, 1996 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

       The Company has no products or services as of March 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per Share

       The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                            STONEWALL FINANCIAL LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Continued)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                     Three Months Ended                                       Three Months Ended
                                       March 31, 2000                                           March 31, 1999
                   -------------------------------------------------------     --------------------------------------------------
                                         Number of                                                Number of             Loss
                       Loss                Shares            Loss Per           Loss                Shares               Per
                    (numerator)        (denominator)           Share         (numerator)         (denominator)          Share
                   --------------     -----------------     -----------    ---------------    ------------------    -------------
Loss to Common
  Shareholders      $         -        $    1,000,000        $      -       $          -           1,000,000         $        -
                   ==============     =================     ===========    ===============    ==================    =============


                                      Six Months Ended                                         Six Months Ended
                                       March 31, 2000                                           March 31, 1999
                   -------------------------------------------------------     --------------------------------------------------
                                         Number of                                                Number of             Loss
                       Loss                Shares           Loss Per            Loss               Shares               Per
                    (numerator)        (denominator)          Share         (numerator)         (denominator)          Share
                   --------------     -----------------     -----------    ---------------    ------------------    -------------
Loss to Common
  Shareholders      $      (930)       $    1,000,000        $      -       $          -             1,000,000       $        -
                   ==============     =================     ===========    ===============    ==================    =============

       The effect of outstanding stock equivalents are anti-dilutive for March 31, 2000 and 1999 and are thus not considered.

NOTE 2 - INCOME TAXES

       As of March 31, 2000, the Company has a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater change the carry-forwards will expire unused. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

       The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

       As of March 31, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

                            STONEWALL FINANCIAL LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
        FOR THE THREE AND SIX MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                                   (Continued)

NOTE 5 - STOCK SPLIT

       On October 20, 1999 the Board of Directors authorized 1,000 to 1 stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. As a result of the split, 999,000 shares were issued. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1999 and 1998 have been restated to reflect the stock split.

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

RESULTS OF OPERATIONS

       The Company had no sales or sales revenues for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

       The Company had no costs of sales revenues for the three months ended March 31, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three months period ended December 31, 2000 or for the same period in 1999.

       The Company recorded net loss of $930 for the three months ended March 31, 2000 compared to $0 loss for the same period in 1999.

CAPITAL RESOURCES AND LIQUIDITY

       At March 31, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 1999. The Company had a net working capital deficit of $0 at March 31, 2000 and December 31, 1999.

       Net stockholders' deficit in the Company was $0 as of March 31, 2000 and December 31, 1999.

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


                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May, 2000.

Stonewall Financial Ltd.


/s/     Daniel L. Hodges
   ---------------------------
     Daniel L. Hodges                                               May 11, 2000
     President/CFO and Director

                                  EXHIBIT INDEX

Exhibit No.          Page No.             Description
27                   12                   Financial Data Schedule "CE"